Form 10-K
period 2014-12-31
COMM 2014-CCRE14 Mortgage Trust
filed 2015-03-26
CIK 1594100

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2014

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _____ to _____

       Commission file number of the issuing entity: 333-184376-11

        Central Index Key Number of the issuing entity: 0001594100

                      COMM 2014-CCRE14 Mortgage Trust
      (exact name of the issuing entity as specified in its charter)

         Central Index Key Number of the depositor: 0001013454
             Deutsche Mortgage & Asset Receiving Corporation
        (exact name of the depositor as specified in its charter)

         Central Index Key Number of the sponsor: 0001541294
                  German American Capital Corporation
        (exact name of the sponsor as specified in its charter)

         Central Index Key Number of the sponsor: 0001542256
                   Natixis Real Estate Capital LLC
        (exact name of the sponsor as specified in its charter)

         Central Index Key Number of the sponsor: 0001558761
              Cantor Commercial Real Estate Lending, L.P.
        (exact name of the sponsor as specified in its charter)

         Central Index Key Number of the sponsor: 0001555501
                      Liberty Island Group I LLC
        (exact name of the sponsor as specified in its charter)

               New York                             46-4554247
      (State or other jurisdiction of               46-4678362
       incorporation or organization                46-7300840
           of the issuing entity)                (I.R.S. Employer
                                             Identification Numbers)

                 c/o Deutsche Bank Trust Company Americas
                       as Certificate Administrator
                        1761 East St. Andrew Place
                               Santa Ana, CA
       (Address of principal executive offices of the issuing entity)

                                  92705
                                (Zip Code)

            Registrant's telephone number, including area code:
                              (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                               Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                               Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]          Accelerated filer         [ ]
Non-accelerated filer     [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                               Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]Yes [ ]No

                               Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                               Not applicable.


                     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                               Not applicable.


                              EXPLANATORY NOTES

The Google and Amazon Office Portfolio Mortgage Loan, the 60 Hudson Street Mortgage Loan, the 625 Madison Avenue Mortgage Loan and the McKinley Mall Mortgage Loan, which constituted approximately 11.3%, 11.3%, 8.0% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, is each an asset of the issuing entity and (i) the Google and Amazon Office Portfolio Mortgage Loan is part of a loan combination that includes the Google and Amazon Office Portfolio Mortgage Loan and three other pari passu loans that are not assets of the issuing entity, and (ii) the 60 Hudson Street Mortgage Loan, the 625 Madison Avenue Mortgage Loan and the McKinley Mall Mortgage Loan is each part of a loan combination that includes the 60 Hudson Street Mortgage Loan, the 625 Madison Avenue Mortgage Loan or the McKinley Mall Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. These four loan combinations, including the Google and Amazon Office Portfolio Mortgage Loan, the 60 Hudson Street Mortgage Loan, the 625 Madison Avenue Mortgage Loan and the McKinley Mall Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 175 West Jackson Mortgage Loan, which constituted approximately 2.9% of the asset pool of the issuing entity as of its cut-off date. The 175 West Jackson Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 175 West Jackson Mortgage Loan and two other pari passu loans that are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2013-CCRE12 Mortgage Trust transaction, Commission File Number 333-184376-09 (the "COMM 2013-CCRE12 Transaction"). This loan combination, including the 175 West Jackson Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center
Mortgage Loan, which constituted approximately 6.9% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan is each an asset of the issuing entity and is each part of a loan combination that includes the Saint Louis Galleria Mortgage Loan or the Kalahari Resort and Convention Center Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. The other pari passu portions of these loan combinations were securitized in the COMM 2013-CCRE13 Mortgage Trust transaction, Commission File Number 333-184376-10 (the "COMM 2013-CCRE13 Transaction"). These loan combinations, including the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

Wells Fargo Bank, National Association ("Wells Fargo") is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 175 West Jackson Mortgage Loan and the Saint Louis Galleria Mortgage Loan, special servicer of the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan, and the certificate administrator of the 175 West Jackson Mortgage Loan. Thus,
Wells Fargo is a "servicer," as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Wells Fargo is the custodian of the 175 West Jackson Mortgage Loan, which when combined with its other capacities described in the preceding paragraph, means that Wells Fargo is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessment of compliance with applicable servicing criteria and accountants' attestation report delivered by Wells Fargo in such capacity is listed in the
Exhibit Index.

Deutsche Bank Trust Company Americas ("DBTCA") is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan. Thus, DBTCA is a "servicer," as defined in
Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by DBTCA in the capacities described above are listed in the Exhibit Index.

DBTCA is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan. Thus, DBTCA, in the capacities described above, is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by DBTCA in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC ("Park Bridge") is the operating advisor of the loans serviced under the Pooling and Servicing Agreement and the 175
West Jackson Mortgage Loan. As a result, Park Bridge is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by Park Bridge in the capacity described above are listed in the Exhibit Index.

Situs Holdings, LLC ("Situs") is the operating advisor of the loans serviced under the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan. As a result, Situs is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by Park Bridge in the capacity described above are listed in the Exhibit Index.

Prudential Asset Resources, Inc. ("Prudential") is an affiliate of Liberty Island Group I LLC, a sponsor, and acts as primary servicer of the Kalahari Resort and Convention Center Mortgage Loan. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Prudential pursuant to Item 1123. Because Prudential is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountant's attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Prudential under the applicable servicing agreement, and that review was conducted in conjunction with the servicer's preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountant's attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

U. S. Bank National Association acts as trustee of the loans serviced under the Pooling and Servicing Agreement, the 175 West Jackson Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan. Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction and the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. The assessment of compliance with applicable servicing criteria of the master servicer covers Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant's attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and the primary servicer of the 175 West Jackson Mortgage Loan and the Saint Louis Galleria Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments.
These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are "servicers" for the purposes of Item 1122. See Compliance and Disclosure Interpretations,
Section 301.01 (Item 1101(j)).


                                   PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.


                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.


                                  PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.


                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Google and Amazon Office Portfolio Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on January 22, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $32,484,927.00 for the twelve-month period ended December 31, 2014.

The 60 Hudson Street Mortgage Loan (Loan Number 2 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on January 22, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $55,276,268.00 for the twelve-month period ended December 31, 2014.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider
Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee, Deutsche Bank Trust Company Americas, as certificate administrator, and Wells Fargo Bank, N.A., as certificate administrator:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association ("U.S. Bank"), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default.
Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs' motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.

Deutsche Bank Trust Company Americas ("DBTCA") has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities ("RMBS") trusts. On June 18, 2014, a group of investors ("Plaintiff Investors") filed a civil action against DBTCA and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label
RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA's and DBNTC's alleged failure to perform their obligations as trustees for the trusts (the "NY Derivative Action"). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the "SDNY Action"), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificateholders.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the "Complaint"). In December 2014, the plaintiffs' motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on January 22, 2014 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under
Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 175 West Jackson Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2013-CCRE12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2013-CCRE13 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


                                  Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

    (1) Not applicable

    (2) Not applicable

    (3) See below


4.1 Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on January 22, 2014 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report Form 8-K filed on November 7, 2013 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of December 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Wells Fargo Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on January 14, 2014 in connection with the COMM 2013-CCRE13 Transaction and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certification.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Wells Fargo Bank, National Association, as Master Servicer

33.2    Rialto Capital Advisors, LLC, as Special Servicer

33.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

33.4    Park Bridge Lender Services, LLC, as Operating Advisor

33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6    National Tax Search, LLC, as Servicing Function Participant

33.7 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.8 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.9 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.3)

33.10 Park Bridge Lender Services, LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.12 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.13 Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.14 Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 33.2)

33.15 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan
        (see Exhibit 33.3)

33.16 Park Bridge Lender Services, LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (see Exhibit 33.4)

33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 33.5)

33.18 National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 33.6)

33.19 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.1)

33.20 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.2)

33.21 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan
        (see Exhibit 33.3)

33.22 Park Bridge Lender Services, LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.4)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.5)

33.24 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.6)

33.25 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 33.1)

33.26 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 33.2)

33.27 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (see Exhibit 33.3)

33.28 Park Bridge Lender Services, LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (see Exhibit 33.4)

33.29 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 33.5)

33.30 National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 33.6)

33.31 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (see Exhibit 33.1)

33.32 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

33.33 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan

33.34 Park Bridge Lender Services, LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (see Exhibit 33.4)

33.35 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 33.5)

33.36 National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 33.6)

33.37 Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.1)

33.38 Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.1)

33.39 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 33.3)

33.40 Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan

33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 33.5)

33.42 National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.6)

33.43 Prudential Asset Resources, Inc., as Primary Servicer of the Kalahari Resorts and Convention Center Mortgage Loan

33.44 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resorts and Convention Center Mortgage Loan
        (see Exhibit 33.1)

33.45 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resorts and Convention Center Mortgage Loan (see Exhibit 33.3)

33.46 Situs Holdings, LLC, as Operating Advisor of the Kalahari Resorts and Convention Center Mortgage Loan (see Exhibit 33.40)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Master Servicer

34.2    Rialto Capital Advisors, LLC, as Special Servicer

34.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

34.4    Park Bridge Lender Services, LLC, as Operating Advisor

34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6    National Tax Search, LLC, as Servicing Function Participant

34.7 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.8 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.9 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.3)

34.10 Park Bridge Lender Services, LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.12 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.13 Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.14 Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 34.2)

34.15 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan
        (see Exhibit 34.3)

34.16 Park Bridge Lender Services, LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (see Exhibit 34.4)

34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 34.5)

34.18 National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 34.6)

34.19 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.1)

34.20 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.2)

34.21 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan
        (see Exhibit 34.3)

34.22 Park Bridge Lender Services, LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.4)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.5)

34.24 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.6)

34.25 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 34.1)

34.26 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 34.2)

34.27 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (see Exhibit 34.3)

34.28 Park Bridge Lender Services, LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (see Exhibit 34.4)

34.29 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 34.5)

34.30 National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 34.6)

34.31 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (see Exhibit 34.1)

34.32 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

34.33 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan

34.34 Park Bridge Lender Services, LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (see Exhibit 34.4)

34.35 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 34.5)

34.36 National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 34.6)

34.37 Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.1)

34.38 Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.1)

34.39 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 34.3)

34.40 Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan

34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 34.5)

34.42 National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.6)

34.43 Prudential Asset Resources, Inc., as Primary Servicer of the Kalahari Resorts and Convention Center Mortgage Loan

34.44 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resorts and Convention Center Mortgage Loan
        (see Exhibit 34.1)

34.45 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resorts and Convention Center Mortgage Loan (see Exhibit 34.3)

34.46 Situs Holdings, LLC, as Operating Advisor of the Kalahari Resorts and Convention Center Mortgage Loan (see Exhibit 34.40)


35      Servicer compliance statements.

35.1    Wells Fargo Bank, National Association, as Master Servicer

35.2    Rialto Capital Advisors, LLC, as Special Servicer

35.3    Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.5 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.6 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Google and Amazon Office Portfolio Mortgage Loan
        (see Exhibit 35.3)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 35.1)

35.8 Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 35.2)

35.9 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 60 Hudson Street Mortgage Loan (see Exhibit 35.3)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.1)

35.11 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.2)

35.12 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.3)

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 35.1)

35.14 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 35.2)

35.15 Deutsche Bank Trust Company Americas, as Certificate Administrator of the McKinley Mall Mortgage Loan (see Exhibit 35.3)

35.16 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan

35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

35.18 Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

35.19 Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan

35.20 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Saint Louis Galleria Mortgage Loan

35.21 Prudential Asset Resources, Inc., as Primary Servicer of the Kalahari Resort and Convention Center Mortgage Loan

35.22 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 35.19)

35.23 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 35.20)

99.1 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on January 22, 2014 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Natixis Real Estate Capital LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on January 22, 2014 and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on January 22, 2014 and incorporated by reference herein).

99.4 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, among Deutsche Mortgage & Asset Receiving Corporation, Liberty Island Group LLC and Liberty Island Group I LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on January 22, 2014 and incorporated by reference herein).

99.5 Primary Servicing Agreement, dated as of December 1, 2013, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.5 to the registrant's Current Report on
        Form 8-K filed on January 22, 2014 and incorporated by reference herein).

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)     Not Applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)


/s/ Helaine M. Kaplan
____________________________
Helaine M. Kaplan, President
(senior officer in charge of securitization of the depositor)

Date: March 26, 2015


/s/ Natalie Grainger
____________________________
Natalie Grainger, Vice President

Date: March 26, 2015



EXHIBIT INDEX

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on January 22, 2014 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report Form 8-K filed on November 7, 2013 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of December 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Wells Fargo Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on January 14, 2014 in connection with the COMM 2013-CCRE13 Transaction and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certification.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Wells Fargo Bank, National Association, as Master Servicer

33.2    Rialto Capital Advisors, LLC, as Special Servicer

33.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

33.4    Park Bridge Lender Services, LLC, as Operating Advisor

33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6    National Tax Search, LLC, as Servicing Function Participant

33.7 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.8 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.9 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.3)

33.10 Park Bridge Lender Services, LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.12 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.13 Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.14 Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 33.2)

33.15 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan
        (see Exhibit 33.3)

33.16 Park Bridge Lender Services, LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (see Exhibit 33.4)

33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 33.5)

33.18 National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 33.6)

33.19 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.1)

33.20 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.2)

33.21 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan
        (see Exhibit 33.3)

33.22 Park Bridge Lender Services, LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.4)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.5)

33.24 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.6)

33.25 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 33.1)

33.26 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 33.2)

33.27 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (see Exhibit 33.3)

33.28 Park Bridge Lender Services, LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (see Exhibit 33.4)

33.29 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 33.5)

33.30 National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 33.6)

33.31 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (see Exhibit 33.1)

33.32 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

33.33 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan

33.34 Park Bridge Lender Services, LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (see Exhibit 33.4)

33.35 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 33.5)

33.36 National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 33.6)

33.37 Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.1)

33.38 Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.1)

33.39 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 33.3)

33.40 Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan

33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 33.5)

33.42 National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.6)

33.43 Prudential Asset Resources, Inc., as Primary Servicer of the Kalahari Resorts and Convention Center Mortgage Loan

33.44 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resorts and Convention Center Mortgage Loan
        (see Exhibit 33.1)

33.45 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resorts and Convention Center Mortgage Loan (see Exhibit 33.3)

33.46 Situs Holdings, LLC, as Operating Advisor of the Kalahari Resorts and Convention Center Mortgage Loan (see Exhibit 33.40)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Master Servicer

34.2    Rialto Capital Advisors, LLC, as Special Servicer

34.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

34.4    Park Bridge Lender Services, LLC, as Operating Advisor

34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6    National Tax Search, LLC, as Servicing Function Participant

34.7 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.8 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.9 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.3)

34.10 Park Bridge Lender Services, LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.12 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.13 Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.14 Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 34.2)

34.15 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan
        (see Exhibit 34.3)

34.16 Park Bridge Lender Services, LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (see Exhibit 34.4)

34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 34.5)

34.18 National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 34.6)

34.19 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.1)

34.20 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.2)

34.21 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan
        (see Exhibit 34.3)

34.22 Park Bridge Lender Services, LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.4)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.5)

34.24 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.6)

34.25 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 34.1)

34.26 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 34.2)

34.27 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (see Exhibit 34.3)

34.28 Park Bridge Lender Services, LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (see Exhibit 34.4)

34.29 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 34.5)

34.30 National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 34.6)

34.31 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (see Exhibit 34.1)

34.32 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

34.33 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan

34.34 Park Bridge Lender Services, LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (see Exhibit 34.4)

34.35 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 34.5)

34.36 National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 34.6)

34.37 Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.1)

34.38 Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.1)

34.39 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 34.3)

34.40 Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan

34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 34.5)

34.42 National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.6)

34.43 Prudential Asset Resources, Inc., as Primary Servicer of the Kalahari Resorts and Convention Center Mortgage Loan

34.44 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resorts and Convention Center Mortgage Loan
        (see Exhibit 34.1)

34.45 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resorts and Convention Center Mortgage Loan (see Exhibit 34.3)

34.46 Situs Holdings, LLC, as Operating Advisor of the Kalahari Resorts and Convention Center Mortgage Loan (see Exhibit 34.40)


35      Servicer compliance statements.

35.1    Wells Fargo Bank, National Association, as Master Servicer

35.2    Rialto Capital Advisors, LLC, as Special Servicer

35.3    Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.5 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.6 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Google and Amazon Office Portfolio Mortgage Loan
        (see Exhibit 35.3)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 35.1)

35.8 Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 35.2)

35.9 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 60 Hudson Street Mortgage Loan (see Exhibit 35.3)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.1)

35.11 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.2)

35.12 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.3)

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 35.1)

35.14 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 35.2)

35.15 Deutsche Bank Trust Company Americas, as Certificate Administrator of the McKinley Mall Mortgage Loan (see Exhibit 35.3)

35.16 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan

35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

35.18 Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

35.19 Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan

35.20 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Saint Louis Galleria Mortgage Loan

35.21 Prudential Asset Resources, Inc., as Primary Servicer of the Kalahari Resort and Convention Center Mortgage Loan

35.22 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 35.19)

35.23 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 35.20)

99.1 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on January 22, 2014 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Natixis Real Estate Capital LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on January 22, 2014 and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on January 22, 2014 and incorporated by reference herein).

99.4 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, among Deutsche Mortgage & Asset Receiving Corporation, Liberty Island Group LLC and Liberty Island Group I LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on January 22, 2014 and incorporated by reference herein).

99.5 Primary Servicing Agreement, dated as of December 1, 2013, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.5 to the registrant's Current Report on
        Form 8-K filed on January 22, 2014 and incorporated by reference herein).