Form 10-K
period 2015-12-31
COMM 2014-CCRE14 Mortgage Trust
filed 2016-03-23
CIK 1594100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2015

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

                                               46-4554247
New York                                       46-4678362
(State or other jurisdiction of                46-7300840
incorporation or organization of            (I.R.S. Employer
the issuing entity)                      Identification Numbers)


c/o Deutsche Bank Trust Company Americas as Certificate Administrator
1761 East St. Andrew Place
Santa Ana, CA
(Address of principal executive offices of the issuing entity)

92705
(Zip Code)

Registrant's telephone number, including area code:
(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]          Accelerated filer         [ ]
Non-accelerated filer     [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not applicable.


DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Google and Amazon Office Portfolio Mortgage Loan, the 60 Hudson Street Mortgage Loan, the 625 Madison Avenue Mortgage Loan and the McKinley Mall Mortgage Loan, which constituted approximately 11.3%, 11.3%, 8.0% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Google and Amazon Office Portfolio Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 60 Hudson Street Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the 625 Madison Avenue Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the McKinley Mall Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Google and Amazon Office Portfolio Mortgage Loan, 60 Hudson Street Mortgage Loan, 625 Madison Avenue Mortgage Loan and McKinley Mall Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of each of these loan combinations. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 175 West Jackson Mortgage Loan, which constituted approximately 2.9% of the asset pool of the issuing entity as of its cut-off date. The 175 West Jackson Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 175 West Jackson Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2013-CCRE12 Mortgage Trust transaction, Commission File Number 333-184376-09 (the "COMM 2013-CCRE12 Transaction"). This loan combination, including the 175 West Jackson Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, is also the primary servicer of this loan combination. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan, which constituted approximately 6.9% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the COMM 2013-CCRE13 Mortgage Trust transaction, Commission File Number 333-184376-10 (the "COMM 2013-CCRE13 Transaction"). These loan combinations, including the Saint Louis Galleria Mortgage Loan and
Kalahari Resort and Convention Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction, which is incorporated by reference as
Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank,
National Association, as the master servicer under the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction, is also the primary servicer of the Saint Louis Galleria Loan Combination and the Kalahari Resort and Convention Center Loan Combination (only with respect to the obligation to make property protection and mortgage payment advances). The responsibilities of Wells Fargo Bank, National
Association, as primary servicer of these loan combinations, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the 175 West Jackson Mortgage Loan, the primary servicer and special servicer of the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan (only with respect to the obligation to make property protection and mortgage payment advances). As a result, Wells Fargo Bank, National Association is a "servicer" as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the 175 West Jackson Mortgage Loan, which when combined with its other capacities described in the preceding paragraph, means that Wells Fargo Bank, National Association is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut off date. The assessment of compliance with applicable servicing criteria and accountants' attestation report delivered by Wells Fargo Bank, National Association in such capacity is listed in the Exhibit Index.

Deutsche Bank Trust Company Americas is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan. As a result, Deutsche Bank Trust Company Americas is a "servicer" as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Deutsche Bank Trust Company Americas in the capacities described above are listed in the Exhibit Index.

Deutsche Bank Trust Company Americas is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan. As a result, Deutsche Bank Trust Company Americas is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by Deutsche
Bank Trust Company Americas in the capacities described above are listed in the Exhibit Index.

Prudential Asset Resources, Inc. is an affiliate of Liberty Island Group I LLC, one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Prudential Asset Resources, Inc. pursuant to Item 1123. Because Prudential Asset Resources, Inc. is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants' attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Prudential Asset Resources, Inc. under the applicable servicing agreement, and that review was conducted in conjunction with the servicer's preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants' attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and the 175 West Jackson Mortgage Loan. As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Situs Holdings, LLC is the operating advisor of the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan. As a result, Situs Holdings, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by Situs Holdings, LLC in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 175 West Jackson Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan. Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction and the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 175 West Jackson Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the Kalahari
Resort and Convention Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer of the Pooling and Servicing Agreement, the primary servicer of the 175 West Jackson Mortgage Loan and the primary servicer of the Saint Louis Galleria Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are "servicers" for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).


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


Item 14.  Principal Accounting Fees and Services.

Omitted.


ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Google and Amazon Office Portfolio Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on January 22, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $38,734,956.00 for the twelve-month period ended December 31, 2015.

The 60 Hudson Street Mortgage Loan (Loan Number 2 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on January 22, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $58,046,854.00 for the twelve- month period ended December 31, 2015.


Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.


Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.


Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator and custodian, Wells Fargo Bank, National Association, as certificate administrator and custodian, and U.S. Bank National Association, as trustee:

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the "IKB Action"). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Certificate Administrator and Custodian under the Pooling and Servicing Agreement for this transaction and the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the "District Court") against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the "Complaint"). In December 2014, the plaintiffs' motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases (collectively, the "Additional Complaints") alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association ("U.S. Bank"), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association,
No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.


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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Saint Louis Galleria Mortgage Loan and Kalahari Resort and Convention Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2013-CCRE13 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).


Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below


4.1 Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit
        4 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report Form 8-K filed on November 7, 2013 under Commission File No. 333-184376-09 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of December 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Wells Fargo Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on January 14, 2014 under Commission File No. 333-184376-10 in connection with the COMM 2013-CCRE13 Transaction and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certifications.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Wells Fargo Bank, National Association, as Master Servicer

33.2    Rialto Capital Advisors, LLC, as Special Servicer

33.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

33.4    Park Bridge Lender Services LLC, as Operating Advisor

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

33.10 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.4)

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

33.13 Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.14 Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 33.2)

33.15 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan (see Exhibit 33.3)

33.16 Park Bridge Lender Services LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (see Exhibit 33.4)

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

33.18 National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 33.6)

33.19 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.1)

33.20 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.2)

33.21 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.3)

33.22 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.4)

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

33.24 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.6)

33.25 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 33.1)

33.26 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 33.2)

33.27 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (see Exhibit 33.3)

33.28 Park Bridge Lender Services LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (see Exhibit 33.4)

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

33.30 National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 33.6)

33.31 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (see Exhibit 33.1)

33.32 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

33.33 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan

33.34 Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (see Exhibit 33.4)

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

33.39 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.3)

33.40 Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan

33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 33.5)

33.42 National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.6)

33.43 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.1)

33.44 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan

33.45 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.1)

33.46 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.3)

33.47 Situs Holdings, LLC, as Operating Advisor of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.40)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Master Servicer

34.2    Rialto Capital Advisors, LLC, as Special Servicer

34.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

34.4    Park Bridge Lender Services LLC, as Operating Advisor

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

34.10 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.4)

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

34.13 Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.14 Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 34.2)

34.15 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan (see Exhibit 34.3)

34.16 Park Bridge Lender Services LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (see Exhibit 34.4)

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

34.18 National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 34.6)

34.19 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.1)

34.20 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.2)

34.21 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.3)

34.22 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.4)

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

34.24 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.6)

34.25 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 34.1)

34.26 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 34.2)

34.27 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (see Exhibit 34.3)

34.28 Park Bridge Lender Services LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (see Exhibit 34.4)

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

34.30 National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 34.6)

34.31 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (see Exhibit 34.1)

34.32 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

34.33 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan

34.34 Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (see Exhibit 34.4)

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

34.39 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.3)

34.40 Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan

34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 34.5)

34.42 National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.6)

34.43 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 34.1)

34.44 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan

34.45 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 34.1)

34.46 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 34.3)

34.47 Situs Holdings, LLC, as Operating Advisor of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 34.40)


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

35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

35.18 Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

35.19 Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan

35.20 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Saint Louis Galleria Mortgage Loan

35.21 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 35.18)

35.22 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan

35.23 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 35.19)

35.24 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 35.20)

99.1 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Natixis Real Estate Capital LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, among Deutsche Mortgage & Asset Receiving Corporation, Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of December 1, 2013, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)

(b)     The exhibits required to be filed by the Registrant pursuant to
        Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)     Not Applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan
Helaine M. Kaplan, President
(senior officer in charge of securitization of the depositor)

Date: March 23, 2016


/s/ Matt Smith
Matt Smith, Director

Date: March 23, 2016


EXHIBIT INDEX

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit
        4 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report Form 8-K filed on November 7, 2013 under Commission File No. 333-184376-09 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of December 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Wells Fargo Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on January 14, 2014 under Commission File No. 333-184376-10 in connection with the COMM 2013-CCRE13 Transaction and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certifications.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Wells Fargo Bank, National Association, as Master Servicer

33.2    Rialto Capital Advisors, LLC, as Special Servicer

33.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

33.4    Park Bridge Lender Services LLC, as Operating Advisor

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

33.10 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.4)

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

33.13 Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.14 Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 33.2)

33.15 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan (see Exhibit 33.3)

33.16 Park Bridge Lender Services LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (see Exhibit 33.4)

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

33.18 National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 33.6)

33.19 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.1)

33.20 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.2)

33.21 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.3)

33.22 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.4)

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

33.24 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.6)

33.25 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 33.1)

33.26 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 33.2)

33.27 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (see Exhibit 33.3)

33.28 Park Bridge Lender Services LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (see Exhibit 33.4)

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

33.30 National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 33.6)

33.31 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (see Exhibit 33.1)

33.32 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

33.33 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan

33.34 Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (see Exhibit 33.4)

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

33.39 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.3)

33.40 Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan

33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 33.5)

33.42 National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.6)

33.43 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.1)

33.44 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan

33.45 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.1)

33.46 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.3)

33.47 Situs Holdings, LLC, as Operating Advisor of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.40)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Master Servicer

34.2    Rialto Capital Advisors, LLC, as Special Servicer

34.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

34.4    Park Bridge Lender Services LLC, as Operating Advisor

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

34.10 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.4)

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

34.13 Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.14 Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 34.2)

34.15 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan (see Exhibit 34.3)

34.16 Park Bridge Lender Services LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (see Exhibit 34.4)

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

34.18 National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 34.6)

34.19 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.1)

34.20 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.2)

34.21 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.3)

34.22 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.4)

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

34.24 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.6)

34.25 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 34.1)

34.26 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 34.2)

34.27 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (see Exhibit 34.3)

34.28 Park Bridge Lender Services LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (see Exhibit 34.4)

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

34.30 National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 34.6)

34.31 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (see Exhibit 34.1)

34.32 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

34.33 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan

34.34 Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (see Exhibit 34.4)

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

34.39 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.3)

34.40 Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan

34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 34.5)

34.42 National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.6)

34.43 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 34.1)

34.44 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan

34.45 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 34.1)

34.46 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 34.3)

34.47 Situs Holdings, LLC, as Operating Advisor of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 34.40)


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

35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

35.18 Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

35.19 Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan

35.20 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Saint Louis Galleria Mortgage Loan

35.21 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 35.18)

35.22 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan

35.23 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 35.19)

35.24 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 35.20)

99.1 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Natixis Real Estate Capital LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, among Deutsche Mortgage & Asset Receiving Corporation, Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of December 1, 2013, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)