Form 10-K
period 2016-12-31
COMM 2014-CCRE14 Mortgage Trust
filed 2017-03-24
CIK 1594100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2016

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

New York
(State or other jurisdiction of
incorporation or organization of
the issuing entity)


46-4554247
46-4678362
46-7300840
(I.R.S. Employer
Identification Numbers)


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

EXPLANATORY NOTES

The Google and Amazon Office Portfolio Mortgage Loan, the 60 Hudson
Street Mortgage Loan, the 625 Madison Avenue Mortgage Loan and the
McKinley Mall Mortgage Loan, which constituted approximately 11.3%,
11.3%, 8.0% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Google and Amazon Office Portfolio Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 60 Hudson Street Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the 625 Madison Avenue Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the McKinley Mall Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Google and Amazon
Office Portfolio Mortgage Loan, the 60 Hudson Street Mortgage Loan, the
625 Madison Avenue Mortgage Loan and the McKinley Mall Mortgage
Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National
Association is the master servicer under the Pooling and Servicing Agreement. The responsibilities of Wells Fargo Bank, National
Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing
Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.
The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 175 West Jackson Mortgage Loan, which constituted approximately 2.9% of the asset pool of the issuing entity as of its cut-off date. The 175 West Jackson Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 175 West Jackson Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2013-CCRE12 Mortgage Trust transaction, Commission File Number
333-184376-09 (the "COMM 2013-CCRE12 Transaction"). This loan combination, including the 175 West Jackson Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells
Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction.
Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center
Mortgage Loan, which constituted approximately 6.9% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Saint Louis Galleria Mortgage Loan and the Kalahari Resort and
Convention Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Saint Louis Galleria Mortgage Loan or the Kalahari Resort and Convention Center
Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the COMM 2013-CCRE13 Mortgage Trust transaction, Commission File Number 333-184376-10 (the "COMM 2013-CCRE13
Transaction").  These loan combinations, including the Saint Louis
Galleria Mortgage Loan and the Kalahari Resort and Convention Center
Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE13
Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction. The responsibilities of Wells Fargo
Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity and with respect to Kalahari Resort and Convention Center Mortgage Loan (only with respect to the obligation to make property protection and mortgage payment advances), are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction. Thus, the servicer compliance statement provided by Wells
Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the 175 West Jackson Mortgage Loan, the primary servicer and special servicer of the Saint
Louis Galleria Mortgage Loan and the special servicer of the Kalahari
Resort and Convention Center Mortgage Loan (only with respect to the obligation to make property protection and mortgage payment advances).
As a result, Wells Fargo Bank, National Association is a "servicer" as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted
10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 175 West
Jackson Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan. Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction and the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant's attestation report for the subject transaction. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 175 West Jackson Mortgage Loan, the Saint
Louis Galleria Mortgage Loan and the Kalahari Resort and Convention
Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax
Search, LLC. These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 175
West Jackson Mortgage Loan and the Saint Louis Galleria Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB. Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are "servicers" for the purposes of Item 1122 of Regulation AB.
See Compliance and Disclosure Interpretations, Section 301.01 (Item
1101(j)).

With respect to the pari passu loan combination that includes the 175
West Jackson Mortgage Loan, although Prudential Asset Resources, Inc.
is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, its report on assessment of compliance with servicing criteria and assessment of compliance with servicing criteria are included for the sake of completeness as explained above; however, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the 175 West Jackson Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of LNR Partners, LLC as special servicer of the 175 West Jackson Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by
Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a "servicer" that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.


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


Item 14.  Principal Accounting Fees and Services.

Omitted.


ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Google and Amazon Office Portfolio Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on January 22, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $39,168,664.00 for the twelve- month period ended December 31, 2016.

The 60 Hudson Street Mortgage Loan (Loan Number 2 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on January 22, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $57,650,479.00 for the twelve- month period ended December 31, 2016.


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


Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator and custodian and Wells Fargo Bank, National Association, as certificate administrator and custodian:

Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label
RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA's motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs' conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs' breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs' claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties' joint stipulation and ordered that plaintiffs' claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA's motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs' representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs' claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs' breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs' breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA's demurrer, providing Plaintiffs with thirty days' leave to amend, and denied DBNTC and DBTCA's motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, "IKB"), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York's Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA's motion to dismiss has been briefed and is awaiting decision by the court. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA's belief that it has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Certificate Administrator and Custodian under the Pooling and Servicing Agreement for this transaction and the pooling and servicing agreement for the COMM 2013-CCRE13 Transaction.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. ("Wells Fargo Bank"), in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the "District Court") against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the "Federal Court Complaint"). In December 2014, the plaintiffs' motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the "State Court Complaint"). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.


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

4.2 Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on November 7, 2013 under Commission File No. 333-184376-09 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein).

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

33.1    Wells Fargo Bank, National Association, as Master Servicer

33.2    Rialto Capital Advisors, LLC, as Special Servicer

33.3    U.S. Bank National Association, as Trustee (Omitted. See Explanatory
        Notes.)

33.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

33.5    Park Bridge Lender Services LLC, as Operating Advisor

33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7    National Tax Search, LLC, as Servicing Function Participant

33.8 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.9 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.10 U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.11 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.12 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.14 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.15 Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.16 Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 33.2)

33.17 U.S. Bank National Association, as Trustee of the 60 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.18 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan (see Exhibit 33.4)

33.19 Park Bridge Lender Services LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (see Exhibit 33.5)

33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 33.6)

33.21 National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 33.7)

33.22 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.1)

33.23 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.2)

33.24 U.S. Bank National Association, as Trustee of the 625 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.25 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan
        (see Exhibit 33.4)

33.26 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.5)

33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.6)

33.28 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.7)

33.29 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 33.1)

33.30 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 33.2)

33.31 U.S. Bank National Association, as Trustee of the McKinley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.32 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (see Exhibit 33.4)

33.33 Park Bridge Lender Services LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (see Exhibit 33.5)

33.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the McKinley Mall Mortgage Loan
        (see Exhibit 33.6)

33.35 National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 33.7)

33.36 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (see Exhibit 33.1)

33.37 LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

33.38 U.S. Bank National Association, as Trustee of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

33.39 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

33.40 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan

33.41 Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (see Exhibit 33.5)

33.42 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 33.6)

33.43 National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 33.7)

33.44 Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.1)

33.45 Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.1)

33.46 U.S. Bank National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.47 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 33.4)

33.48 Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan

33.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.6)

33.50 National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.7)

33.51 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.1)

33.52 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan

33.53 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 33.1)

33.54 U.S. Bank National Association, as Trustee of the Kalahari Resort and Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.55 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.4)

33.56 Situs Holdings, LLC, as Operating Advisor of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.48)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Master Servicer

34.2    Rialto Capital Advisors, LLC, as Special Servicer

34.3    U.S. Bank National Association, as Trustee (Omitted. See Explanatory
        Notes.)

34.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

34.5    Park Bridge Lender Services LLC, as Operating Advisor

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7    National Tax Search, LLC, as Servicing Function Participant

34.8 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.9 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.10 U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.11 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.12 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.14 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan
        (see Exhibit 34.7)

34.15 Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.16 Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 34.2)

34.17 U.S. Bank National Association, as Trustee of the 60 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.18 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan (see Exhibit 34.4)

34.19 Park Bridge Lender Services LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (see Exhibit 34.5)

34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 34.6)

34.21 National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 34.7)

34.22 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.1)

34.23 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.2)

34.24 U.S. Bank National Association, as Trustee of the 625 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.25 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan
        (see Exhibit 34.4)

34.26 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.5)

34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.6)

34.28 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.7)

34.29 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 34.1)

34.30 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 34.2)

34.31 U.S. Bank National Association, as Trustee of the McKinley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.32 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan
        (see Exhibit 34.4)

34.33 Park Bridge Lender Services LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (see Exhibit 34.5)

34.34 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the McKinley Mall Mortgage Loan
        (see Exhibit 34.6)

34.35 National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 34.7)

34.36 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (see Exhibit 34.1)

34.37 LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

34.38 U.S. Bank National Association, as Trustee of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

34.39 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

34.40 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan

34.41 Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (see Exhibit 34.5)

34.42 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 34.6)

34.43 National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 34.7)

34.44 Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.1)

34.45 Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.1)

34.46 U.S. Bank National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.47 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan
        (see Exhibit 34.4)

34.48 Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan

34.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.6)

34.50 National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.7)

34.51 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 34.1)

34.52 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan

34.53 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 34.1)

34.54 U.S. Bank National Association, as Trustee of the Kalahari Resort and Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.55 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 34.4)

34.56 Situs Holdings, LLC, as Operating Advisor of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 34.48)


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

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 35.1)

35.14 Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 35.2)

35.15 Deutsche Bank Trust Company Americas, as Certificate Administrator of the McKinley Mall Mortgage Loan (see Exhibit 35.3)

35.16 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan

35.17 LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan

35.19 Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

35.20 Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan

35.21 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Saint Louis Galleria Mortgage Loan

35.22 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 35.19)

35.23 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan

35.24 Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 35.20)

35.25 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Kalahari Resort and Convention Center Mortgage Loan
        (see Exhibit 35.21)


99.1 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Natixis Real Estate Capital LLC and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of January 22, 2014, among Liberty Island Group I LLC, Liberty Island Group LLC and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit
        99.4 to the registrant's Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)

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

Date: March 23, 2017


/s/ Natalie Grainger
Natalie Grainger, Director

Date: March 23, 2017