Form 10-K/A
period 2017-12-31
COMM 2014-CCRE14 Mortgage Trust
filed 2018-06-08
CIK 1594100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 20, 2018 (the “Original Form 10-K”) is to file with the Commission a servicer compliance statement of Prudential Asset Resources, Inc., as primary servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan as Exhibit 35.23 as a replacement of the servicer compliance statement filed as Exhibit 35.23 to the Original Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein).
4.2	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on November 7, 2013 under Commission File No. 333-184376-09 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein).
4.3	Pooling and Servicing Agreement, dated as of December 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Wells Fargo Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on January 14, 2014 under Commission File No. 333-184376-10 in connection with the COMM 2013-CCRE13 Transaction and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.2	Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.5	Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)

33.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.7	National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.8	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.9	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.10	U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.11	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.12	Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.13	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.14	National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.15	Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.16	Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.17	U.S. Bank National Association, as Trustee of the 60 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.18	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.19	Park Bridge Lender Services LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.21	National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.22	Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.23	Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.24	U.S. Bank National Association, as Trustee of the 625 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.25	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.26	Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.27	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.28	National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.29	Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.30	Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.31	U.S. Bank National Association, as Trustee of the McKinley Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.32	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.33	Park Bridge Lender Services LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.34	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the McKinley Mall Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.35	National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.36	Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)

33.37	LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.38	U.S. Bank National Association, as Trustee of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.39	Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan (filed as Exhibit 33.39 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.40	Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan (filed as Exhibit 33.40 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.41	Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.42	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 175 West Jackson Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.43	National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.44	Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.45	Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.46	U.S. Bank National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.47	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.48	Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 33.48 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.49	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.50	National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.51	Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.52	Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 33.52 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.53	Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.54	U.S. Bank National Association, as Trustee of the Kalahari Resort and Convention Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.55	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
33.56	Situs Holdings, LLC, as Operating Advisor of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 33.48 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.2	Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.5	Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.7	National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.8	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.9	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.10	U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.11	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.12	Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.13	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.14	National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.15	Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.16	Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.17	U.S. Bank National Association, as Trustee of the 60 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.18	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.19	Park Bridge Lender Services LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.21	National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.22	Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.23	Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.24	U.S. Bank National Association, as Trustee of the 625 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.25	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.26	Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.27	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.28	National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.29	Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.30	Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.31	U.S. Bank National Association, as Trustee of the McKinley Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.32	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.33	Park Bridge Lender Services LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.34	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the McKinley Mall Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.35	National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.36	Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.37	LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.38	U.S. Bank National Association, as Trustee of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.39	Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan (filed as Exhibit 34.39 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.40	Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan (filed as Exhibit 34.40 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.41	Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)

34.42	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 175 West Jackson Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.43	National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.44	Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.45	Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.46	U.S. Bank National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.47	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.48	Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 34.48 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.49	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.50	National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.51	Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.52	Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 34.52 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.53	Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.54	U.S. Bank National Association, as Trustee of the Kalahari Resort and Convention Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.55	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
34.56	Situs Holdings, LLC, as Operating Advisor of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 34.48 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35	Servicer compliance statements.
35.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.2	Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.4	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.5	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.6	Deutsche Bank Trust Company Americas, as Certificate Administrator of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.7	Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.8	Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.9	Deutsche Bank Trust Company Americas, as Certificate Administrator of the 60 Hudson Street Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.10	Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.11	Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.12	Deutsche Bank Trust Company Americas, as Certificate Administrator of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.13	Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.14	Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)

35.15	Deutsche Bank Trust Company Americas, as Certificate Administrator of the McKinley Mall Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.16	Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (filed as Exhibit 35.16 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.17	LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
35.18	Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan (filed as Exhibit 35.18 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.19	Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 35.19 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.20	Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 35.20 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.21	Deutsche Bank Trust Company Americas, as Certificate Administrator of the Saint Louis Galleria Mortgage Loan (filed as Exhibit 35.21 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.22	Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 35.19 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.23	Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan
35.24	Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 35.20 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
35.25	Deutsche Bank Trust Company Americas, as Certificate Administrator of the Kalahari Resort and Convention Center Mortgage Loan (filed as Exhibit 35.21 to the Original 10-K under Commission File No. 333-184376-11 and incorporated by reference herein)
99.1	Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Natixis Real Estate Capital LLC and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of January 22, 2014, among Liberty Island Group I LLC, Liberty Island Group LLC and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)
99.5	Primary Servicing Agreement, dated as of December 1, 2013, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)

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

Date: June 7, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: June 7, 2018