Form 10-K
period 2018-12-31
COMM 2014-CCRE14 Mortgage Trust
filed 2019-03-22
CIK 1594100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the 175 West Jackson Mortgage Loan, the primary servicer and special servicer of the Saint Louis Galleria Mortgage Loan and the primary servicer (only with respect to the obligation to make property protection and mortgage payment advances) and the special servicer of the Kalahari Resort and Convention Center Mortgage Loan prior to November 2, 2018. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the 175 West Jackson Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan, which constituted approximately 2.9%, 6.9% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as the special servicer of the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan from November 2, 2018 to December 31, 2018. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, LNR Partners, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

With respect to the pari passu loan combination that include the 175 West Jackson Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the 175 West Jackson Mortgage Loan and as special servicer of the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan on and after November 2, 2018, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statement of LNR Partners, LLC as special servicer of the 175 West Jackson Mortgage Loan and as special servicer of the Saint Louis Galleria Mortgage Loan and the Kalahari Resort and Convention Center Mortgage Loan on and after November 2, 2018, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Google and Amazon Office Portfolio Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on January 22, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $41,532,671.00 for the twelve- month period ended December 31, 2018.

The 60 Hudson Street Mortgage Loan (Loan Number 2 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on January 22, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $58,154,120.00 for the twelve- month period ended December 31, 2018.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator and custodian, U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as certificate administrator and custodian:

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts. During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”). Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. As of March 1, 2019, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above. Previously, U.S. Bank disclosed that the most substantial case was: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court. Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in. good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein).
4.2	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on November 7, 2013 under Commission File No. 333-184376-09 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein).
4.3	Pooling and Servicing Agreement, dated as of December 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Wells Fargo Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on January 14, 2014 under Commission File No. 333-184376-10 in connection with the COMM 2013-CCRE13 Transaction and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Wells Fargo Bank, National Association, as Master Servicer
33.2	Rialto Capital Advisors, LLC, as Special Servicer
33.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
33.5	Park Bridge Lender Services LLC, as Operating Advisor
33.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7	National Tax Search, LLC, as Servicing Function Participant
33.8	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.1)
33.9	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.2)
33.10	U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.11	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.4)
33.12	Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.5)
33.13	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.6)
33.14	National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.7)
33.15	Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 33.1)
33.16	Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 33.2)
33.17	U.S. Bank National Association, as Trustee of the 60 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.18	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan (see Exhibit 33.4)
33.19	Park Bridge Lender Services LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (see Exhibit 33.5)
33.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 33.6)
33.21	National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 33.7)
33.22	Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.1)
33.23	Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.2)
33.24	U.S. Bank National Association, as Trustee of the 625 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
33.25	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.4)
33.26	Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.5)
33.27	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.6)
33.28	National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.7)
33.29	Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 33.1)
33.30	Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 33.2)
33.31	U.S. Bank National Association, as Trustee of the McKinley Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.32	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (see Exhibit 33.4)
33.33	Park Bridge Lender Services LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (see Exhibit 33.5)
33.34	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 33.6)
33.35	National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 33.7)
33.36	Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (see Exhibit 33.1)
33.37	LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)
33.38	U.S. Bank National Association, as Trustee of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)
33.39	Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan
33.40	Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan
33.41	Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (see Exhibit 33.5)
33.42	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 33.6)
33.43	National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 33.7)
33.44	Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.1)
33.45	Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan prior to November 2, 2018 (see Exhibit 33.1)
33.46	LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan on and after November 2, 2018 (Omitted. See Explanatory Notes.)
33.47	U.S. Bank National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)
33.48	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.4)
33.49	Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan
33.50	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.6)
33.51	National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.7)
33.52	Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.1)
33.53	Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan
33.54	Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan prior to November 2, 2018 (see Exhibit 33.1)
33.55	LNR Partners, LLC, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan on and after November 2, 2018 (Omitted. See Explanatory Notes.)
33.56	U.S. Bank National Association, as Trustee of the Kalahari Resort and Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)
33.57	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.4)
33.58	Situs Holdings, LLC, as Operating Advisor of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 33.49)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Wells Fargo Bank, National Association, as Master Servicer
34.2	Rialto Capital Advisors, LLC, as Special Servicer
34.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
34.5	Park Bridge Lender Services LLC, as Operating Advisor
34.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7	National Tax Search, LLC, as Servicing Function Participant
34.8	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.1)
34.9	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.2)
34.10	U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.11	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.4)
34.12	Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.5)
34.13	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.6)
34.14	National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.7)
34.15	Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 34.1)
34.16	Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 34.2)
34.17	U.S. Bank National Association, as Trustee of the 60 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.18	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 60 Hudson Street Mortgage Loan (see Exhibit 34.4)
34.19	Park Bridge Lender Services LLC, as Operating Advisor of the 60 Hudson Street Mortgage Loan (see Exhibit 34.5)
34.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 34.6)
34.21	National Tax Search, LLC, as Servicing Function Participant of the 60 Hudson Street Mortgage Loan (see Exhibit 34.7)
34.22	Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.1)
34.23	Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.2)
34.24	U.S. Bank National Association, as Trustee of the 625 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
34.25	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.4)
34.26	Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.5)
34.27	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.6)
34.28	National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.7)
34.29	Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 34.1)
34.30	Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 34.2)
34.31	U.S. Bank National Association, as Trustee of the McKinley Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.32	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the McKinley Mall Mortgage Loan (see Exhibit 34.4)
34.33	Park Bridge Lender Services LLC, as Operating Advisor of the McKinley Mall Mortgage Loan (see Exhibit 34.5)
34.34	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 34.6)
34.35	National Tax Search, LLC, as Servicing Function Participant of the McKinley Mall Mortgage Loan (see Exhibit 34.7)
34.36	Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan (see Exhibit 34.1)
34.37	LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)
34.38	U.S. Bank National Association, as Trustee of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)
34.39	Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan
34.40	Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage Loan
34.41	Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson Mortgage Loan (see Exhibit 34.5)
34.42	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 34.6)
34.43	National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson Mortgage Loan (see Exhibit 34.7)
34.44	Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.1)
34.45	Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan prior to November 2, 2018 (see Exhibit 34.1)
34.46	LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan on and after November 2, 2018 (Omitted. See Explanatory Notes.)
34.47	U.S. Bank National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)
34.48	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.4)
34.49	Situs Holdings, LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan
34.50	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.6)
34.51	National Tax Search, LLC, as Servicing Function Participant of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.7)
34.52	Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 34.1)
34.53	Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan
34.54	Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan prior to November 2, 2018 (see Exhibit 34.1)
34.55	LNR Partners, LLC, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan on and after November 2, 2018 (Omitted. See Explanatory Notes.)
34.56	U.S. Bank National Association, as Trustee of the Kalahari Resort and Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)
34.57	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 34.4)
34.58	Situs Holdings, LLC, as Operating Advisor of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 34.49)
35	Servicer compliance statements.
35.1	Wells Fargo Bank, National Association, as Master Servicer
35.2	Rialto Capital Advisors, LLC, as Special Servicer
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator
35.4	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 35.1)
35.5	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 35.2)
35.6	Deutsche Bank Trust Company Americas, as Certificate Administrator of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 35.3)
35.7	Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 35.1)
35.8	Rialto Capital Advisors, LLC, as Special Servicer of the 60 Hudson Street Mortgage Loan (see Exhibit 35.2)
35.9	Deutsche Bank Trust Company Americas, as Certificate Administrator of the 60 Hudson Street Mortgage Loan (see Exhibit 35.3)
35.10	Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.1)
35.11	Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.2)
35.12	Deutsche Bank Trust Company Americas, as Certificate Administrator of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.3)
35.13	Wells Fargo Bank, National Association, as Primary Servicer of the McKinley Mall Mortgage Loan (see Exhibit 35.1)
35.14	Rialto Capital Advisors, LLC, as Special Servicer of the McKinley Mall Mortgage Loan (see Exhibit 35.2)
35.15	Deutsche Bank Trust Company Americas, as Certificate Administrator of the McKinley Mall Mortgage Loan (see Exhibit 35.3)
35.16	Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson Mortgage Loan
35.17	LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)
35.18	Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West Jackson Mortgage Loan
35.19	Wells Fargo Bank, National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan
35.20	Wells Fargo Bank, National Association, as Special Servicer of the Saint Louis Galleria Mortgage Loan prior to November 2, 2018
35.21	LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan on and after November 2, 2018 (Omitted. See Explanatory Notes.)
35.22	Deutsche Bank Trust Company Americas, as Certificate Administrator of the Saint Louis Galleria Mortgage Loan
35.23	Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 35.19)
35.24	Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Kalahari Resort and Convention Center Mortgage Loan
35.25	Wells Fargo Bank, National Association, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan prior to November 2, 2018 (see Exhibit 35.20)
35.26	LNR Partners, LLC, as Special Servicer of the Kalahari Resort and Convention Center Mortgage Loan on and after November 2, 2018 (Omitted. See Explanatory Notes.)
35.27	Deutsche Bank Trust Company Americas, as Certificate Administrator of the Kalahari Resort and Convention Center Mortgage Loan (see Exhibit 35.22)
99.1	Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Natixis Real Estate Capital LLC and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of January 22, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of January 22, 2014, among Liberty Island Group I LLC, Liberty Island Group LLC and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)
99.5	Primary Servicing Agreement, dated as of December 1, 2013, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on January 22, 2014 under Commission File No. 333-184376-11 and incorporated by reference herein)

(b)       The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 22, 2019

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 22, 2019